Form 10-K
period 2006-12-31
JCP&L Transition Funding II LLC
filed 2007-03-16
CIK 1289918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

333-115467	JCP&L TRANSITION FUNDING II LLC	51-0503805
(Exact name of issuing entity as specified in its charter)
(A Delaware Limited Liability Company) 103 Foulk Road, Suite 202 Wilmington, DE 19803-3742 Telephone (302) 691-6385

JERSEY CENTRAL POWER & LIGHT COMPANY
(Exact name of depositor and sponsor as specified in its charter)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ( ) No (X)

                  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (  ) No (X )

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No (  )

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	N/A
Accelerated Filer	N/A
Non-accelerated Filer	(X)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ( ) No (X)

   The registrant is a wholly owned subsidiary of Jersey Central Power & Light Company. The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

    As of March 16, 2007, all outstanding common membership interests in JCP&L Transition Funding II LLC were held by Jersey Central Power & Light Company.

     Documents incorporated by reference: A portion of the proxy statement relating to the 2007 Annual Meeting of Shareholders of FirstEnergy Corp. has been incorporated by reference in Item 11 in Part III of this report.

PART I

JCP&L TRANSITION FUNDING II LLC

ITEM 1.    BUSINESS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A.         RISK FACTORS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.             PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J of Form 10-K.

PART II

JCP&L TRANSITION FUNDING II LLC

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A.        CONTROLS AND PROCEDURES

                Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.        OTHER INFORMATION

                None.

PART III

JCP&L TRANSITION FUNDING II LLC

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                JCP&L Transition Funding II LLC is a wholly owned subsidiary of Jersey Central Power & Light Company which in turn is a wholly owned subsidiary of FirstEnergy Corp. FirstEnergy Corp. has adopted the FirstEnergy Code of Business Conduct and the FirstEnergy Corp. Board of Directors Code of Ethics and Business Conduct. The non-independent managers and the officers of JCP&L Transition Funding II LLC are employees of FirstEnergy Corp. or one of its wholly owned subsidiaries, to whom the applicable codes apply.

Directors and Executive Officers

Name	Age	Position Held During Past Five Years	Dates

A. J. Alexander	55	President and Chief Executive Officer, Manager	2004-present
		President and Chief Operating Officer	*-2004

R. R. Grigg	58	Executive Vice President and Chief Operating Officer, Manager	2004-present
		President and Chief Executive Officer - WE Generation Executive Vice President - WEC	2003-2004 *-2003

R. H. Marsh	56	Senior Vice President and Chief Financial Officer, Manager	*-present

S. E. Morgan	56	President - JCP&L	2004-present
		Vice President - Energy Delivery	2002-2004
		Regional President - Central	*-2002

Cheryl Tussie		Independent Manager	August 2004-present

Michelle Dreyer		Independent Manager	August 2004-present

*     Indicates position held at least since January 1, 2002

ITEM 11.         EXECUTIVE COMPENSATION

               The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2007 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                Ms. Tussie and Ms. Dreyer each receive an annual fee of $1,000 for serving as independent managers of JCP&L Transition Funding II LLC. None of the other managers receive any compensation for serving as a manager.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                None.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Omitted pursuant to General Instruction J of Form 10-K.

PART IV

JCP&L TRANSITION FUNDING II LLC

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                  (a)     The following documents are filed as part of this report:

        (1)  Financial Statements:

           Omitted pursuant to General Instruction J of Form 10-K.

            (2)  Financial Statement Schedules:

       Omitted pursuant to General Instruction J of Form 10-K.

             (3)  Exhibits:

                                           The following Exhibits indicated by an asterisk are filed herewith. The remaining Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to Rule 12(b)-32, are incorporated herein by reference.

Exhibits         Description

1	Underwriting Agreement dated August 4, 2006 by Goldman, Sachs & Co.

4.1	Indenture dated as of August 10, 2006 between JCP&L Transition Funding II LLC as Issuer and The Bank of New York as Trustee (Form 8-K, dated August 10, 2006).

4.2	2006-A Series Supplement dated as of August 10, 2006 between JCP&L Transition Funding II LLC as Issuer and The Bank of New York as Trustee (Form 8-K, dated August 10, 2006).

4.3	Form of Transition Bond (included in Exhibit 4.2) (Form 8-K, dated August 10, 2006).

10.1
Bondable Transition Property Sale Agreement dated as of August 10, 2006 between JCP&L Transition Funding II LLC as Issuer and Jersey Central Power & Light Company as Seller (Form 8-K, dated August 10, 2006).

10.2
Bondable Transition Property Service Agreement dated as of August 10, 2006 between JCP&L Transition Funding II LLC as Issuer and Jersey Central Power & Light Company as Servicer (Form 8-K, dated August 10, 2006).

10.3	Administration Agreement dated as of August 10, 2006 between JCP&L Transition Funding II LLC as Issuer and FirstEnergy Service Company as Administrator (Form 8-K, dated August 10, 2006).

31.1*	Rule 13a-14(d)/15d-14(d) Certification.

33.1*	Report on assessment of compliance with servicing criteria for asset-backed securities.

33.2*	Assertion of compliance with applicable servicing criteria.

34.1*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities.

34.2*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities.

35.1*	Servicer compliance statement.

Item 1112(b).    Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).   Credit Enhancement and Other Support, Except for Certain Derivative Instruments.

None.

Item 1115(b).     Certain Derivative Instruments.

None.

Item 1117.          Legal Proceedings.

None.

Item 1119.          Affiliation and Certain Relationships and Related Transactions.

JCP&L Transition Funding II LLC is a wholly owned subsidiary of Jersey Central Power & Light Company.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JCP&L TRANSITION FUNDING II LLC (Issuing Entity) By: Jersey Central Power & Light Company, as Servicer

/s/ Richard H. Marsh
Richard H. Marsh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

March 16, 2007